Form 10-K/A
period 1996-12-31
ACCESS FINANCIAL MORTGAGE LOAN TRUST SERIES 1996-02
filed 1997-10-01
CIK 1036475

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                 Amendment No. 2


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

Yes    X                No



This Amendment No. 2 on Form 10-K/A amends Item 14 of the original Annual Report on Form 10-K (the "Original Form 10-K") filed on March 27, 1997, by Norwest Bank Minnesota, N.A. (the "Reporting Person"), on behalf of Access Financial Mortgage Loan Trust, Series 1996-2 (the "Trust"), established pursuant to a Pooling and Servicing Agreement (the "Pooling & Servicing Agreement") among Cargill Financial Services Corporation, as Sponsor, (the "Sponsor"), Access Financial Lending Corp., as Seller and Master Servicer, (the "Seller" and "Master
Servicer"), and Norwest Bank Minnesota, N.A., as Trustee, (the "Trustee"), pursuant to which the Access Financial Mortgage Loan Trust, Series 1996-2, certificates registered under the Securities Act of 1933 (the "Certificates") were issued. Item 14 of the Original Form 10-K is amended to read in its entirety as follows:

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


<F1> Previously Filed.

<F2> Filed herewith.






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


          Access Financial Mortgage Loan Trust, Series 1996-2


                        By: Norwest Bank Minnesota, N.A.,
                            as Trustee

                       By: /s/ Sherri J. Sharps
                       By: Sherri J. Sharps
                    Title: Vice President
                    Dated: October 1, 1997



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


<F1> Previously Filed.

<F2> Filed herewith.